Form 10-K/A
period 2006-12-31
STRATS(SM) Trust for Allstate Corp Securities, Series 2006-3
filed 2007-09-27
CIK 1357660

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K/A

Amendment No. 1

_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number of issuing entity: 333-111858-21

STRATS(SM) TRUST FOR ALLSTATE CORPORATION SECURITIES, SERIES 2006-3

(Exact name of issuing entity as specified in its charter)

SYNTHETIC FIXED-INCOME SECURITIES, INC.

(Exact name of depositor and sponsor as specified in its charter)

New York (State of incorporation or organization of the issuing entity)	52-2316399 (IRS Employer Identification No.)

One Wachovia Center 301 S. College Street Charlotte, North Carolina (Address of principal executive offices)	28288 (Zip Code)	(704) 374-6611 (Telephone Number)

SECURITIES REGISTERED PURSUANT

TO SECTION 12(b) OF THE ACT:

Title of Class	Name of Registered Exchange
STRATS (SM) Certificates, Series 2006-3	New York Stock Exchange (“NYSE”)

SECURITIES REGISTERED PURSUANT

TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                         ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

Item 1B. Unresolved Staff Comments

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The Allstate Corporation, the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). For information on The Allstate Corporation please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under its Exchange Act file number, 001-11840. The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Periodic and current reports and other information required to be filed pursuant to the Exchange Act by The Allstate Corporation may be accessed on this site. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities themselves have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

In accordance with the Instruction to Item 1119, affiliations and certain relationships and related transactions are described below in response to this item.

Wachovia Bank, National Association (“Wachovia Bank”) is the “Swap Counterparty” with respect to its obligations under the ISDA Master Agreement including the Schedule thereto and a confirmation thereunder, by and among the Swap Counterparty and the issuing entity, dated as of April 28, 2006.  Wachovia Bank is the “IRFC Counterparty” with respect to its obligations under the Interest Rate Forward Contracts, by and among the IRFC Counterparty and the issuing entity, each of the thirteen contracts occurring monthly from May 2006 until and including May 2007.  Wachovia Bank is an affiliate of Synthetic Fixed-Income Securities, Inc., the sponsor of the issuing entity and the depositor of the issuing entity and Wachovia Capital Markets, LLC, who acted as an underwriter of the Certificates issued by the issuing entity.

The Trustee is unaffiliated with, but may have normal banking relationships with, the sponsor, the depositor and their respective affiliates.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Trustee has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. The Trustee’s report on an assessment of compliance with the servicing criteria applicable to it during the Issuing Entity’s fiscal year ending December 31, 2006 and an attestation report by a registered independent public accounting firm regarding the Trustee’s related report on assessment are attached as exhibits to this Form 10-K. Neither the report on assessment or the related attestation report has identified any material instances of noncompliance with the servicing criteria described in the report on assessment as being applicable to the Trustee.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Trustee has provided a compliance statement, signed by an authorized officer, attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report
(1)	Not Applicable.
(2)	Not Applicable.
(3)	See Item 15 (b), below.
(b)	Exhibits Required by Item 601 of Regulation S-K.
4.1	Series Supplement, dated as of April 28, 2006 (incorporated by reference to Exhibit 4.1 of the Issuing Entity’s Current Report on Form 8-K filed on May 12, 2006).
31.1	Rule 13a-18/15d-18 Certification (Section 302 Certification).
33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York for the year ended December 31, 2006.
34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2006.
35.1	Compliance Statement of The Bank of New York for the year ended December 31, 2006.
(c)	Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.

(Depositor)

Dated: September 27, 2007	By: /s/ James Whang

James Whang

Director

(senior officer in charge of securitizations of the depositor)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Series Supplement, dated April 28, 2006 (incorporated by reference to Exhibit 4.1 to the Issuing Entity’s Current Report on Form 8-K filed on May 12, 2006).

31.1	Rule 13a-18/15d-18 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York for the year ended December 31, 2006.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

35.1	Servicer Compliance Statement of The Bank of New York for the year ended December 31, 2006.