Form 10-K
period 2007-12-31
STRATS(SM) Trust for Allstate Corp Securities, Series 2006-3
filed 2008-03-31
CIK 1357660

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K
                              ---------------------

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007



                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO



            Commission File Number of issuing entity: 1-32867

       STRATS(SM) TRUST FOR ALLSTATE CORPORATION SECURITIES, SERIES 2006-3
           (Exact name of issuing entity as specified in its charter)

                     SYNTHETIC FIXED-INCOME SECURITIES, INC.
        (Exact name of depositor and sponsor as specified in its charter)

                New York
(State of incorporation or organization                52-2316399
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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X| Smaller Reporting Company |_|

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

      None.

================================================================================

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

      Wachovia Bank, National Association ("Wachovia Bank") is the "Swap Counterparty" with respect to its obligations under the ISDA Master Agreement including the Schedule thereto and a confirmation thereunder, by and among the Swap Counterparty and the issuing entity, dated as of April 28, 2006. Wachovia Bank is the "IRFC Counterparty" with respect to its obligations under the Interest Rate Forward Contracts, by and among the IRFC Counterparty and the issuing entity, each of the thirteen contracts occurring monthly from May 2006 until and including May 2007. Wachovia Bank is an affiliate of Synthetic Fixed-Income Securities, Inc., the sponsor of the issuing entity and the depositor of the issuing entity and Wachovia Capital Markets, LLC, who acted as an underwriter of the Certificates issued by the issuing entity.

      The Trustee is unaffiliated with, but may have normal banking relationships with, the sponsor, the depositor and their respective affiliates.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

      The Trustee has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. The Trustee's report on an assessment of compliance with the servicing criteria applicable to it during the issuing entity's fiscal year ending December 31, 2007 and an attestation report by a registered independent public accounting firm regarding the Trustee's related report on assessment are attached as exhibits to this Form 10-K. The report on assessment and related attestation report have identified material instances of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(i) of Regulation AB, as described in each such report.

      While Regulation AB does not contemplate identifying noncompliance on an individual transaction basis, the Trustee has verbally confirmed to the depositor that no instances of noncompliance with Regulation AB were discovered with respect to the STRATS trusts that were part of the statistical sample used in preparing the Trustee's report. The Trustee has informed the depositor that the Trustee cannot provide any assurances that had an analysis been done of each and every transaction included in the platform (including all STRATS trusts forming part of the platform), that additional instances of noncompliance would not have been discovered. However, the Trustee has informed the depositor that it has no reason, based on the sampling and analysis done, to believe that there are any instances of noncompliance with those STRATS trusts that were not part of the sampling procedures.

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

31.1  Rule 13a-18/15d-18 Certification (Section 302 Certification).

33.1 Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York for the year ended December 31, 2007.

34.1 Independent Accountants' Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

35.1 Compliance Statement of The Bank of New York for the year ended December 31, 2007.

      (c)   Omitted.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Synthetic Fixed-Income Securities, Inc.
                                 (Depositor)


Dated: March 28, 2008            By:  /s/ James Whang
                                      --------------------------------------
                                      James Whang
                                      Director
                                      (senior officer of depositor in charge of
                                      securitization)

                                  EXHIBIT INDEX

EXHIBIT              DESCRIPTION

4.1 Series Supplement, dated April 28, 2006 (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K filed on May 12, 2006).

31.1                 Rule 13a-18/15d-18 Certification (Section 302
                     Certification).

33.1 Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York for the year ended December 31, 2007.

34.1 Independent Accountants' Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

35.1 Servicer Compliance Statement of The Bank of New York for the year ended December 31, 2007.