Form 10-K
period 2008-12-31
STRATS(SM) Trust for Allstate Corp Securities, Series 2006-3
filed 2009-03-30
CIK 1357660

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number of issuing entity:  1-32867

STRATS(SM) TRUST FOR ALLSTATE CORPORATION SECURITIES, SERIES 2006-3
(Exact name of issuing entity as specified in its charter)

SYNTHETIC FIXED-INCOME SECURITIES, INC.
(Exact name of depositor and sponsor as specified in its charter)

New York	52-2316399
(State of incorporation or organization of the issuing entity)	(IRS Employer Identification No.)

One Wachovia Center
301 S. College Street
Charlotte, North Carolina	28288	(704) 374-6611
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT
TO SECTION 12(b) OF THE ACT:

Title of Class	Name of Registered Exchange

STRATS (SM) Certificates, Series 2006-3	New York Stock Exchange (“NYSE”)

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
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

The Trustee has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity.  The Trustee’s report on an assessment of compliance with the servicing criteria applicable to it during the Issuing Entity’s fiscal year ending December 31, 2008 and an attestation report by a registered independent public accounting firm regarding the Trustee’s related report on assessment are attached as exhibits to this Form 10-K.  The report on assessment and the related attestation report identified material noncompliance with the following servicing criterion as of and for the twelve months ended December 31, 2008:  For servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited to the appropriate custodial bank accounts as required by the related transaction agreements.  Neither the report on assessment or the related attestation report has identified any other material instances of noncompliance with the servicing criteria described in the report on assessment as being applicable to the Trustee.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

The Trustee has provided a compliance statement, signed by an authorized officer, attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           List of Documents Filed as Part of this Report

(1)           Not Applicable.

(2)           Not Applicable.

(3)           See Item 15 (b), below.

(b)           Exhibits Required by Item 601 of Regulation S-K.

4.1	Series Supplement, dated as of April 28, 2006 (incorporated by reference to Exhibit 4.1 of the Issuing Entity’s Current Report on Form 8-K filed on May 12, 2006).

31.1	Rule 13a-18/15d-18 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2008.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2008.

35.1	Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2008.

(c)           Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc. (Depositor)

Dated: March 30, 2009	By:	/s/ James Whang
James Whang
Director
(senior officer of depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Series Supplement, dated April 28, 2006 (incorporated by reference to Exhibit 4.1 to the Issuing Entity’s Current Report on Form 8-K filed on May 12, 2006).

31.1	Rule 13a-18/15d-18 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2008.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2008.

35.1	Servicer Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2008.