Form 10-K
period 2011-12-31
STRATS(SM) Trust for Allstate Corp Securities, Series 2006-3
filed 2012-03-30
CIK 1357660

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number of issuing entity:  1-32867

STRATSSM TRUST FOR ALLSTATE CORPORATION SECURITIES, SERIES 2006-3
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor:   001-31818

SYNTHETIC FIXED-INCOME SECURITIES, INC.
(Exact name of depositor and sponsor as specified in its charter)

New York	26-6115117
(State of incorporation or organization of the issuing entity)	(IRS Employer Identification No.)

One Wells Fargo Center 301 S. College Street Charlotte, North Carolina	28288	(212) 214-6282
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT
TO SECTION 12(b) OF THE ACT:

Title of Class	Name of Registered Exchange

STRATS SM Certificates, Series 2006-3	New York Stock Exchange (“NYSE”)

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
☐

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

Item 4.  Mine Safety Disclosures.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

The Trustee has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity.  The Trustee’s report on an assessment of compliance with the servicing criteria applicable to it during the Issuing Entity’s fiscal year ending December 31, 2011 and an attestation report by a registered independent public accounting firm regarding the Trustee’s related report on assessment are attached as exhibits to this Form 10-K.  Neither the report on assessment or the related attestation report has identified any material instances of noncompliance with the servicing criteria described in the report on assessment as being applicable to the Trustee.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

The Trustee has provided a compliance statement, signed by an authorized officer, attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           List of Documents Filed as Part of this Report

(1)           Not Applicable.

(2)           Not Applicable.

(3)           See Item 15 (b), below.

(b)           Exhibits Required by Item 601 of Regulation S-K.

31.1	Rule 13a-18/15d-18 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2011.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2011.

35.1	Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2011.

(c)           Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc. (Depositor)

Dated: March 30, 2012	By:	/s/ William Threadgill
William Threadgill
President
(senior officer of depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-18/15d-18 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2011.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2011.

35.1	Servicer Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2011.