Form 10-K
period 2017-12-31
STRATS(SM) Trust for Allstate Corp Securities, Series 2006-3
filed 2018-03-30
CIK 1357660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Trustee has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. The Trustee’s report on an assessment of compliance with the servicing criteria applicable to it during the Issuing Entity’s fiscal year ending December 31, 2017 and an attestation report by a registered independent public accounting firm regarding the Trustee’s related report on assessment are attached as exhibits to this Form 10-K.

Except as disclosed below, neither the report on assessment nor the related attestation report has identified anyadditional material instances of noncompliance with the servicing criteria described in the report on assessment as being applicable to the Trustee. With respect to the exception identified below, the Trustee has identified one instance of noncompliance related to the STRATS Trust for Allstate Corporation Securities, Series 2006-3.

Exception:

The Trustee’s report on assessment and the related attestation report have identified material noncompliance with one servicing criterion applicable to the Trustee:

●	Servicing criterion 1122(d)(3)(i)(A) contemplates that reports to investors, including those to be filed with the Commission, are maintained in accordance with timeframes and other terms set forth in the transaction agreements.

Noncompliance: During the period, certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements. These reports contain the information that is also reported on the EDGAR on Form 10-D Distribution Statement.

Remediation: The Trustee indicates the reports were delivered outside the timeframe set forth in the transaction agreements. Management has enhanced controls in order to better ensure reports are delivered timely to investors. Reports filed on EDGAR on Form 10-D were filed timely and as required.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Trustee has provided a compliance statement, signed by an authorized officer, attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           List of Documents Filed as Part of this Report

(1)       Not Applicable.

(2)       Not Applicable.

(3)       See Item 15 (b), below.

(b)           Exhibits Required by Item 601 of Regulation S-K.

31.1	Rule 13a-14/15d-14 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2017.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2017.

35.1	Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2017.

(c)           Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc. (Depositor)

Dated: March 30, 2018	By:	/s/ Barbara Garafalo
Barbara Garafalo
Vice President
(senior officer of depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14/15d-14 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2017.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2017.

35.1	Servicer Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2017.