Form 10-K
period 2023-12-31
STRATS(SM) Trust for Allstate Corp Securities, Series 2006-3
filed 2024-03-29
CIK 1357660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number of issuing entity: 001-32867
Central Index Key Number of issuing entity: 0001357660

STRATS TRUST FOR ALLSTATE CORPORATION SECURITIES,
SERIES 2006-3

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor: 001-31818
Central Index Key Number of depositor and sponsor: 0001140396

SYNTHETIC FIXED-INCOME SECURITIES, INC.

(Exact name of depositor and sponsor as specified in its charter)

New York (State of incorporation or organization of the issuing entity)	26-6115117 (IRS Employer Identification No.)

30 Hudson Yards, 14th Floor New York, New York (Address of principal executive offices)	10001-2170 (Zip Code)	(212) 214-6289 (Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
STRATS Certificates, Series 2006-3	GJT	New York Stock Exchange (“NYSE”)

SECURITIES REGISTERED PURSUANT SECTION 12(g) OF THE ACT: NONE

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

Item 1C. Cybersecurity.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Trustee has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. The Trustee’s report on an assessment of compliance with the servicing criteria applicable to it during the Issuing Entity’s fiscal year ending December 31, 2023 and an attestation report by a registered independent public accounting firm regarding the Trustee’s related report on assessment are attached as exhibits to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Trustee has provided a compliance statement, signed by an authorized officer, attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable.

(2)	Not Applicable.

(3)	SeeItem 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K.

31.1	Rule 13a-14/15d-14 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2023.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2023.

35.1	Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2023.

(c)	Omitted.

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.
(Depositor)

Dated:	March 29, 2024	By:	/s/ Barbara Garafalo
Barbara Garafalo
President
(senior officer of depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14/15d-14 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2023.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2023.

35.1	Servicer Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2023.