Form 10-K
period 2024-12-31
STRATS(SM) Trust for Allstate Corp Securities, Series 2006-3
filed 2025-03-31
CIK 1357660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Trustee has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. The Trustee’s report on an assessment of compliance with the servicing criteria applicable to it during the Issuing Entity’s fiscal year ending December 31, 2024 and an attestation report by a registered independent public accounting firm regarding the Trustee’s related report on assessment are attached as exhibits to this Form 10-K.

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

Exception:

The Trustee’s report on assessment and the related attestation report have identified material noncompliance with the following servicing criterion applicable to the Trustee:

●	The servicing criterion specified in Item 1122(d)(3)(ii) of Regulation AB requires that amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Noncompliance: During the Period, the first distribution for the Consumers 2023 Securitization Funding LLC transaction due on September 3, 2024 ($82,421,673.75) was remitted one day late.

Remediation: The Trustee has implemented a daily report, which is distributed daily to the Trustee’s management, that identifies outstanding deal onboarding items serving as a reminder of tasks not yet completed as another check in the process aimed at preventing missed payments. Additionally, programmers are working to build a status report at an individual level, rather than a group level, flagging individuals that have deal onboarding tasks to complete.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Trustee has provided a compliance statement, signed by an authorized officer, attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K.

31.1	Rule 13a-14/15d-14 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2024.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2024.

35.1	Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2024.

(c)	Omitted.

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.
(Depositor)

Dated: March 31, 2025	By:	/s/ Barbara Garafalo
Barbara Garafalo
President
(senior officer of depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14/15d-14 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2024.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2024.

35.1	Servicer Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2024.